Form 10-K
period 1996-12-31
GMAC COMMERCIAL MORTGAGE SECURITIES INC
filed 1997-06-30
CIK 947991

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549
                                   ---------
                                   FORM 10-K

(Mark One)  /X/ Annual Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
                    for fiscal year ended December 31, 1996

                                      or

            / / Transition Report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act 1934
                 for the transaction period from       to

                        Commission File Number: 33-94448
                                   ---------
                  GMAC COMMERCIAL MORTGAGE SECURITIES, INC.
             MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 1996-C1
           (Exact name of registrant as specified in its charter)

              Delaware                                          23-2811925)
     (State or other jurisdiction                            (I.R.S. Employer
   of incorporation or organization)                        Identification No.)

c/o State Street Bank and Trust Company
          225 Franklin Street
         Boston, Massachusetts                                     02110
(Address of Principal Executive Offices)                         Zip Code

                                 (617) 786-3000
              Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES /X/   NO / /

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

                                Not Applicable.


Aggregate market value of voting stock held by non-affiliates of the registrant as of January 22, 1997.

                                Not Applicable.

Number of shares of common stock outstanding as of January 22, 1997.

                                Not Applicable.

Registrant has not been involved in bankruptcy proceedings during the proceeding five years, and is not reporting as a corporate issuer.

The following documents are incorporated by reference into this Form 10-K.

                                     None.

                   GMAC COMMERCIAL MORTGAGE SECURITIES, INC.
               MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 1996-C1

                                   FORM 10-K

                                     INDEX

                                                                            PAGE
                                                                            ----
PART I.

      Item 1.   Business..................................................... 1
      Item 2.   Properties................................................... 1
      Item 3.   Legal Proceedings............................................ 1
      Item 4.   Submission of Matters to a Vote of Security Holders.......... 1

PART II.

      Item 5.   Market for Registrant's Common Equity and Related
                 Stockholder Matters......................................... 1
      Item 6.   Selected Financial Data...................................... 1
      Item 7.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations......................... 1
      Item 8.   Financial Statements and Supplementary Data.................. 2
      Item 9.   Changes In and Disagreements With Accountants on
                 Accounting and Financial Disclosure......................... 2

PART III.

      Item 10.  Directors and Executive Officers of the Registrant........... 2
      Item 11.  Executive Compensation....................................... 2
      Item 12.  Security Ownership of Certain Beneficial
                 Owners and Management....................................... 2
      Item 13.  Certain Relationships and Related Transactions............... 2

PART IV.

      Item 14.  Exhibits, Financial Statement Schedules and
                 Reports on Form 8-K......................................... 2

      Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Securities Exchange Act of 1934 of
       Registrants Which Have Not Registered Securities Pursuant to
       Section 12 of such Act................................................ 3

SIGNATURES................................................................... 4

INDEX OF EXHIBITS............................................................ 5

                                     PART I

ITEM 1. BUSINESS

Not Applicable.

ITEM 2. PROPERTIES

Information regarding the mortgaged properties securing the Mortgage Loans
(as such term is defined in the Pooling and Servicing Agreement dated as of November 1, 1996 (the "Pooling Agreement") among GMAC Commercial Mortgage Securities, Inc. as depositor ("Registrant"), GMAC Commercial Mortgage Corporation as master servicer and special servicer (in such capacities, the "Servicer"), and State Street Bank and Trust Company as trustee, pursuant to which Pooling Agreement the Registrant's Mortgage Pass-Through Certificates, Series 1996-C1 (the "Certificates") were issued) has been set forth in the Prospectus Supplement relating to the Certificates. The Trust Fund created under the Pooling Agreement has or will acquire title to real estate only upon default of the related mortgages under the Mortgage Loans.

Capitalized terms used herein and not otherwise defined shall have the respective meanings ascribed to such terms in the Pooling Agreement.

ITEM 3. LEGAL PROCEEDINGS

The Registrant knows of no material pending legal proceedings involving either of (i) the pool (the "Pool") of Mortgage Loans constituting the property of the Trust Fund or (ii) with respect to the Certificates or the Pool, the Registrant, the Servicer or the Trustee with respect to the Pool other than ordinary routine litigation, if any, incidental to the Trustee's, the Servicer's or the Registrant's duties under the Pooling Agreement and not material when taken as a whole.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote or consent of the holders of the Certificates during the period covered by this report.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
        RELATED STOCKHOLDER MATTERS

Presently, there is no established trading market for the Certificates known to the Registrant. As of January 22, 1997 (or, with respect to the Class F, G, H, and R Certificates, December 31, 1996), there are an aggregate of 112 holders of all Classes of the Certificates, including direct participants of the Depository Trust Company ("DTC") but excluding Cede & Co., DTC's nominee.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Not Applicable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

The Registrant knows of no changes or disagreements with accountants on accounting and financial disclosure with respect to the Pool or the Certificates.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Not Applicable.

ITEM 11. EXECUTIVE COMPENSATION

Not Applicable.

                                    PART III

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item with respect to the security ownership of certain beneficial owners of the Certificates is annexed hereto as Exhibit 99.1.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not Applicable.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a)(1) Financial Statements

        Not Applicable.

        (a)(2) Financial Statement Schedules

        Not Applicable.

        (a)(3) Exhibits

        Unless otherwise indicated, the following exhibits required by Item 601 of Regulation S-K and previously furnished to the Commission as exhibits to a Report on Form 8-K with a Date of Report of November 7, 1996, are incorporated into this Form 10-K by reference:

       4. Pooling and Servicing Agreement dated as of November 1, 1996, by and among GMAC Commercial Mortgage Securities, Inc., as depositor, GMAC Commercial Mortgage Corporation as master servicer and special servicer, and State Street Bank and Trust Company, as Trustee.

       99.1* Security Ownership of Certain Beneficial Owners.

       (b) The following Reports on Form 8-K were filed with the Commission by or on behalf of the Registrant with respect to the Certificates during the last quarter of the period covered by this report:

           Report on Form 8-K dated November 1, 1996, reporting items 2 and 7.

           Report on Form 8-K dated November 7, 1996, reporting items 5 and 7.

           Report on Form 8-K dated December 15, 1996, reporting items 5 and 7.

----------------
* Filed herewith

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 OF REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF SUCH ACT.

The Registrant has not sent an annual report or proxy material to the holders of its Certificates. The Registrant will not be sending an annual report or proxy materials to the holders of its Certificates subsequent to the filing of this Form 10-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   GMAC COMMERCIAL MORTGAGE SECURITIES, INC.
                                     MORTGAGE PASS-THROUGH CERTIFICATES,
                                     SERIES 1996-C1

Dated: June 25, 1997               By: State Street Bank and Trust Company,
                                        solely in its capacity as Trustee of the
                                        Trust Fund for the Registrant's Mortgage
                                        Pass-Through Certificates, Series
                                        1996-C1 and not individually

                                   By: /s/ William G. Swan
                                       -----------------------------------------
                                       William G. Swan, Vice President

                               INDEX OF EXHIBITS

99.1 Security Ownership of Certain Beneficial Owners (with original principal balances).