Form 10-K
GMAC COMMERCIAL MORTGAGE SECURITIES INC
filed 1998-04-14
CIK 947991

SECURITIES AND EXCHANGE COMMISSION
    WASHINGTON, D.C. 20549

                FORM 10-K

Annual Report Pursuant to Section 13
or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 1997

Commission File Number: 33-94448

GMAC Commercial Mortgage Securities, Inc.
(Exact Name of registrant as specified in its charter)

Delaware                      23-2811925
(State or Other Juris-            (I.R.S. Employer
diction of Incorporation)        Identification No.)

650 Dresher Road, Horsham, PA  19044
(Address of Principal Executive Office)

215-328-3480
(Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act:     None

Securities registered pursuant to Section 12(g) of the Act:     None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports),and (2) has been subject to such filing requirements for the past 90 days.

  Yes  X   No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K.

Not applicable.

Aggregate market value of voting stock held by non-affiliates of the Registrant as of December 31, 1997.

Not applicable.

Number of shares of common stock outstanding a s of December 31, 1997.

Not applicable.

              Table of Contents


  PART I

  Item 1. Business..................................................3

  Item 2. Properties................................................3

  Item 3. Legal Proceedings.........................................3

  Item 4. Submission Of Matters To A Vote Of Security Holders.......3

  PART II

  Item 5. Market For Registrant's Common Equity And
  Related Shareholder Matters.......................................3

  Item 6. Selected Financial Data...................................3

  Item 7. Management's Discussion And Analysis Of Financial Condition
            And Results Of Operations...............................4

  Item 8. Financial Statements And Supplementary Data...............4

  Item 9. Changes In And Disagreements With Accountants On
            Accounting And Financial Disclosure.....................4

  PART III

  Item 10. Directors And Executive Officers Of The Registrant.......4

  Item 11. Executive Compensation...................................4

  Item 12. Security Ownership Of Certain Beneficial Owners And
            Management..............................................4

  Item 13. Certain Relationships And Related Transactions...........4

  PART IV

  Item 14. Exhibits, Financial Statement Schedules And Reports On
            Form 8-K................................................4

  Signatures........................................................4

  Exhibit Index.....................................................4

PART I

ITEM 1.         BUSINESS

This Annual Report on Form 10-K relates to the Trust Fund formed, and the Mortgage Pass-Through Certificates, Series 1997-C1 issued, pursuant to a Pooling and Servicing Agreement, dated as of September 1, 1997 (the "Pooling and Servicing Agreement"), by and among GMAC Commercial Mortgage Securities, Inc., as sponsor (the "Company, GMAC Commercial Mortgage Corporation., as master and special servicer, LaSalle National Bank, as trustee and REMIC administrator, and ABN AMRO Bank, N.V., as fiscal agent. The Certificates have been registered pursuant to the Act under a Registration Statement on Form S-3
(No. 333-27083) (the "Registration Statement").

Capitalized terms used herein and not defined have the same meanings ascribed to such terms in the Pooling and Servicing Agreement.

This Annual Report is being filed by the Trustee, in its capacity as such under the Pooling and Servicing Agreement, on behalf of Registrant. The information contained herein has been supplied to the Trustee by one or more of the Borrowers or other third parties without independent review or investigation by the Trustee. Pursuant to the Pooling and Servicing Agreement, the Trustee is not responsible for the accuracy or completeness of such information.

ITEM 2.         PROPERTIES

See Exhibits 99.1 and 99.2 hereto for Servicer s Annual Statement of Compliance and Servicer s Independent Accountant s Report on Servicer's servicing activities.

ITEM 3.         LEGAL PROCEEDINGS

Except for claims arising in the ordinary course of business and which are covered by liability insurance, there are no material pending legal proceedings involving the Trust Fund, the Mortgages comprising the Trust Fund or the Trustee, the Special Servicer or the Servicer with respect to or affecting their respective duties under the Pooling and Servicing Agreement.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY  HOLDERS

No matters were submitted to a vote of Certificateholders during the fiscal year covered by this report.

PART II

ITEM 5.         MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS

There was one registered holder of the Certificate representing an equity interest in the Trust as of December 31, 1997. To the Registrant's knowledge, as of that date, there was no principal market in which the Certificates representing an equity interest in the Trust were traded.

ITEM 6.         SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF A FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS.

Not applicable.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY  DATA

Not applicable.



ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

The information required by Items 10, 11, 12 and 13 is not applicable as the trust fund does not have directors or officers and Certificateholders have no right to vote (except with respect to required consents to certain amendments to the Pooling and Servicing Agreement and upon certain events of default) or control the Trust Fund.

PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
              ON FORM 8-K

(a)
1.     Servicer's Annual Statement of Compliance for the period ended
       12/31/97.
2. Servicer's Independent Accountant's Report on Servicer's servicing activities.

(b) All current Reports on Form 8-K for the Trust have been filed as of 12/31/97.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its by the undersigned thereunto duly authorized.


                              LASALLE NATIONAL BANK, IN
                              ITS CAPACITY AS TRUSTEE UNDER
                              THE POOLING AND SERVICING
                              AGREEMENT ON BEHALF OF
                         GMAC Commercial Mortgage
                         Securities, Inc.,REGISTRANT


                              By: /s/ Russell Goldenberg
                              Name:  Russell Goldenberg
                              Title: Senior Vice President
                              Dated: April 14, 1998








EXHIBIT INDEX


Exhibit No.     Description

99.1   Servicer's Annual Statement of Compliance
99.2 Servicer's Independent Accountants' Report on Servicer's servicing activities












Exhibit 99.1

 GMAC Commercial Mortgage Securities, Inc.
Series 1997-Cl
Annual Statements as to Compliance
For Period of September 30 to December 31,1997

Pursuant to Section 3.13 of the Pooling and Servicing Agreement, I attest that:

(i)A review of the activities of GMAC Commercial Mortgage as Master Servicer during the period, and of its performance under this Agreement, has been made under my supervision.

(ii)To the best of my knowledge, based on such review, GMAC Commercial Mortgage as Master Servicer, has fulfilled in all material respects its obligations under this Agreement throughout the period.

(iii)GMAC Comniercial Mortgage as Master Servicer has received no notice regarding qualifications, or challenging the status, of the Trust Fund as a REMIC from the the Internal Revenue Service or any other governmentalagency or body.


By: /s/ Diane Norberg
   Diane M. Norberg
   Vice President
GMAC Commercial Mortgage Corporation


Date:March 5, 1998

                   GMAC Commercial Mortgage Securities, Inc.
                                 Series 1997-Cl
                       Annual Statement as to Compliance
                For Period of September 30 to December 31, 1997

Pursuant to section 3.13 of the Pooling and Servicing Agreement, I attest that:

A review of the activities of GMAC Commercial Mortgage as Special Servicer during the period, and of its peiformance under this Agreement has been made under my supervision.

To the best of my knowledge, based on such review, GMAC Commercial Mortgage as Special Servicer, has fulfilled in all material respects its obligations under this Agreement throughout the period.

GMAC Commercial Mortgage as Special Servicer has rcceived no notice regarding qualifications, or challenging the status, of the Trust Fund as a REMIC from the Internal Revenue Servicc or any other governmental agency or body.

BY:/s/ Chris Olofson
Chris Olofson
Vice President, GM.A.C Commercial MortMe Corporation
Date: March 2, 1998


















































Exhibit 99.2


Price Waterhouse LLP

Price Waterhouse

February 20, 1998

1177 Avenue of the Americas
New York, NY 10036

Report of Independent Accountants

To the Board of Directors of
GMAC Commercial Mortgage Corporation

Telephone 212'596 7000 Facsimile 212 596 8910

We have examined management's assertions, dated February 20, 1998, about GMAC Commercial Mortgage Corporation's (the "Company") compliance with its established minimum servicing standards (herein "Servicing Policy") included in the accompanying management assertion as of and for the year ended December 31, 1997. Management is responsible for the Company's compliance with the Servicing Policy. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with the standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the Servicing Policy and performing such other proceduf es as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the Servicing Policy.

In our opinion, management's assertion that the Company complied with the aforementioned Servicing Policy as of and for the year ended
December 31, 1997 is fairly stated, in all material respects.

/s/ Price Waterhouse LLP
Barry Alan Moore
Executive Vice President

GMAC Commercial Mortgage Corporation
650 Dresher Road
P.O. Box 1015
Horsham, PA 19044-8015
Tel. 215-328-3806
Fax 215-328-3478

Report of Management

As of and for the year ended December 31, 1997, GMAC Commercial
Mortgage Corporation has complied in all material respects with the minimum servicing standards set forth in the Company's minimum servicing standards (attached), which were derived from the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, GMAC Commercial Mortgage Corporation had in effect a General Motors Corporation fidelity bond of $150 million and a GMAC Commercial Mortgage Corporation errors and omissions policy in the amount of $30 million.



By:/s/ Barry A. Moore
Barry A. Moore
Executive Vice President



February 20, 1998
                       GMAC COMMERCIAL MORTGAGE CORPORATION
                          MINIT4UM SERVICING STANDARDS

1.                         CUSTODIAL BANK ACCOUNTS

1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

be mathematically accurate;

be prepared within forty-five (45) calendar days after the cutoff date;

be reviewed and approved by someone other than the person who prepared the reconciliation; and

document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

2.

Funds of the servicing entity shall be advanced as specified in the servicing agreement in cases where there is an overdraft in an investor's or a mortgagor's account and an advance is specified in the Investor's Servicing Agreement.

All cash for each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor or in an investment account in accordance with the applicable servicing agreement requirements.

4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

11.                   MORTGAGE PAYMENTS

I Mortgage payments which are properly identified with a GMACCM account number and agree to the total amount of the scheduled payment due shall be deposited into the clearing bank accounts and celated custodial bank accounts within two business days of receipt. Any mortgage payments which do not meet these parameters will be researched and deposited into the appropriate bank accounts within five business days of receipt.

Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

Mortgage payments shall be allocated to principal, interest, insurance, taxes

GAAAC Commercial Mortgage Corporation