Form 10-K/A
period 1998-12-31
GMAC COMMERCIAL MORTGAGE SECURITIES INC
filed 1999-03-31
CIK 947991

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13
or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 1998

Commission File Number: 333-37717

GMAC Commercial Mortgage Securities, Inc.
issuer in respect of Commercial Mortgage .
Pass-Through Certificates Series 1998-C1
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

PART IV

Item 14. Exhibits, Financial Statement Schedules And Reports
On Form 8-K.....................................4

Signatures................................................4

Exhibit Index.............................................4

PART I

ITEM 1.         BUSINESS

This Annual Report on Form 10-K relates to the Trust Fund formed, and the Commercial Mortgage Pass-Through Certificates, Series 1998-C1 issued, pursuant to a Pooling and Servicing Agreement, dated as of August 21, 1998 (the "Pooling and Servicing Agreement"), by and among GMAC Commercial Mortgage Securities as sponsor, GMAC Commercial Mortgage Corporation, as master Servicer and special servicer, LaSalle National Bank, as Trustee, and ABN AMRO Bank N.V., as fiscal agent. The Class A-1, Class A-2, Class X, Class B, Class C, Class D, Class E, Class F, Class G, Class H, Class J, Class K, Class L, Class M Certificates have been registered pursuant to the Act under a Registration Statement on Form S-3 (the "Registration Statement").

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