Form 10-K
period 1999-12-31
GMAC COMMERCIAL MORTGAGE SECURITIES INC
filed 2000-03-23
CIK 947991

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13
or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 1999

Commission File Number: 333-64963

GMAC Commercial Mortgage Securities, Inc. issuer in respect of Mortgage Pass-Through Certificates Series 1999-C2
(Exact Name of registrant as specified in its charter)

Delaware      			32-2811925
(State or Other Juris-		(I.R.S. Employer
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

Yes  X   No _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any mendment to this Form 10-K.

Not applicable.

Aggregate market value of voting stock held by non-affiliates of the Registrant as of December 31, 1999.

Not applicable.

Number of shares of common stock outstanding as of December 31, 1999.

Not applicable.


SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13
or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 1999

Commission File Number: 333-37717

GMAC Commercial Mortgage Securities, Inc. issuer in respect of Commercial Mortgage Pass-Through Certificates
Series 1998-C1
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

Not applicable.

Aggregate market value of voting stock held by non-affiliates of the Registrant as of December 31, 1999.

Not applicable.

Number of shares of common stock outstanding as of December 31, 1999.

Not applicable.