Form 10-K
period 1999-12-31
GMAC COMMERCIAL MORTGAGE SECURITIES INC
filed 2000-03-24
CIK 947991

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549


                                            FORM 10-K

(Mark One)

/ x / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 1999 or

/   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


      Commission File No.:   333-82275-01

               GMAC Commercial Mortgage Securities, Inc.
               Mortgage Pass-Through Certificates
                  Series  1999-C3
        (Exact name of registrant as specified in its charter)

                                     52-2207747
                                     52-2207748
New York                             52-2207750
(State or other jurisdiction     (I.R.S. Employer
 of incorporation or              Identification  No.)
 organization)

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

          As of December 31, 1999, the number of holders of
          the publicly offered Certificates was  51

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


                             PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a) Exhibits

              (99.1) Annual Independent Accountants' Servicing
                     Reports concerning servicing activities for the year ended December 31, 1999.

                     a)   GMAC Commercial Mortgage Corp., Servicer  <F1>
                     b)   GMAC Commercial Mortgage Corp., Special Servicer  <F1>

              (99.2) Report of Management as to Compliance with
                     Minimum Servicing Standards for the year ended December 31, 1999

                     a)   GMAC Commercial Mortgage Corp., Servicer  <F1>
                     b)   GMAC Commercial Mortgage Corp., Special Servicer  <F1>

              (99.3) Annual Statements of Compliance under the
                     Pooling and Servicing Agreements for the year ended December 31, 1999.

                     a)   GMAC Commercial Mortgage Corp., Servicer   <F1>
                     b)   GMAC Commercial Mortgage Corp., Special Servicer  <F1>

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

 GMAC Commercial Mortgage Securities, Inc.
 Mortgage Pass-Through Certificates
 Series  1999-C3

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