Form 10-K
period 2000-12-31
GMAC COMMERCIAL MORTGAGE SECURITIES INC
filed 2001-03-19
CIK 947991

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13
or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2000

Commission File Number: 333-37717

GMAC Commercial Mortgage Securities, Inc. issuer in respect of Mortgage Pass-Through Certificates Series 2000-C1
(Exact Name of registrant as specified in its charter)

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

Not applicable.

Aggregate market value of voting stock held by non-affiliates of the Registrant as of December 31, 2000.

Not applicable.

Number of shares of common stock outstanding as of December 31, 2000.

Not applicable.