Form 10-K/A
period 1999-12-31
GMAC COMMERCIAL MORTGAGE SECURITIES INC
filed 2001-04-19
CIK 947991

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                                 Amendment No.1


(Mark One)

/ x / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1999 or

/   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


      Commission File No.:   333-37717

    GMAC Commercial Mortgage Securities, Inc.
    Mortgage Pass-Through Certificates Series 1999-C1
    (Exact name of registrant as specified in its charter)



New York                         52-2155294  52-6994909
                                 52-2155295  52-2155297
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

     Yes   X          No ___


This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 24, 2000, on behalf of GMAC Commercial Mortgage Securities, Inc. Mortgage Pass-Through Certificates Series 1999-C1 established pursuant to the Pooling and Servicing Agreement among GMAC Commercial Mortgage Securities, Inc. as Depositor, GMAC Commercial Mortgage Corporation as Master Servicer and Special Servicer, and Wells Fargo Bank Minnesota as Trustee, pursuant to which the GMAC Commercial Mortgage Securities, Inc. Mortgage Pass-Through Certificates Series 1999-C1 registered under the Securities Act of 1933 the ("Certificates") were issued.


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