Form 10-K
GMAC COMMERCIAL MORTGAGE SECURITIES INC
filed 2002-10-07
CIK 947991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2001

Commission file number 333-45256

GMAC Commercial Mortgage Securities, Inc.

Mortgage Pass-Through Certificates, Series 2000-C3

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

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) Exhibits

(99.1) Annual Independent Accountant's Servicing Report for the year ended December 31, 2001.

(99.2) Report of Management as to compliance with minimum servicing standards for the year ended December 31, 2001.

a) GMAC Commercial Mortgage Corp., as Servicer

b) GMAC Commercial Mortgage Corp., as Special Servicer

(99.3) Annual Statement of Compliance for the year ended December 31, 2001.

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

Servicing Agreement on behalf of

GMAC Commercial Mortgage Securities, Inc.

Mortgage Pass-Through Certificates, Series 2000-C3

By: /s/ Russell Goldenberg

-----------------------------------

Russell Goldenberg

Group Senior Vice President

Date: October 3, 2002

Form of Certification

I, Russell Goldenberg, certify that

I have reviewed this annual report on form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of period included in the year covered by this annual report, of GMAC Commercial Mortgage Securities, Inc.;

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